Form 10-K
period 1999-12-31
CHASE MANHATTAN AUTO OWNER TRUST 1997-A; CHASE MANHATTAN BANK USA
filed 2000-03-29
CIK 1038060, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



(Mark One)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____


                        Commission file number 0333-7575


                Chase Manhattan Auto Owner Trust 1997-A (issuer)


           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


           USA                                          22-238208
(State of Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                     Identification Number)


802 Delaware Avenue, Wilmington, DE                      19801
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:
      Title of Each Class            Name of Each Exchange of Which Registered
               NONE                                   N/A

Securities registered pursuant to Section 12(g) of the Act:
               NONE
        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES __X__    NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. __X__

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

    The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.


                     DOCUMENTS INCORPORATED BY REFERENCE.

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

    None.

                                Introductory Note

      Chase Manhattan Auto Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.


Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $249,242,402.00.

         The Trust also holds a reserve account, pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $8,779,902.89.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $2,359,396.65, or 0.947% of the receivables by principal balance.

      The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $3,039,642.75, or 0.8183% of the average aggregate outstanding principal balance of the receivables for that year.


Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or The Bank.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of two outstanding classes of asset backed notes ("Notes"). To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

         The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of securities issued by the Trust were as follows:

      Series                        # of Holders
      ------                        ------------
      1997-A   A4                        33
               A5                        32
               Certificates               2


Item 6.           Selected Financial Data

         Omitted.


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Omitted.


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

      Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The records of DTC indicate that at December 31, 1999, there were 13 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:

------------------------------------------------------------------------
                                                    Original
                                                   Certificate
                           Name & Address of        Principal     % of
                           Participant               Balance      Class
------------------------------------------------------------------------
Class A-4                  Bank One Trust           11,070,000    6.71%
                           Company, N. A.
                           1900 Polaris Parkway
                           4th Floor
                           New York, NY 10004
------------------------------------------------------------------------
                           Boston Safe Deposit      33,965,000   20.58%
                           and Trust Company
                           C/O Mellon Bank N.A.
                           Three Mellon Bank
                           Center
                           Room 153-3015
                           Pittsburgh, PA 15259
------------------------------------------------------------------------
                           Chase Manhattan Bank     45,600,000   27.64%
                           4 New York Plaza
                           13th Floor
                           New York, NY 10004
------------------------------------------------------------------------
                           Citibank, N.A.            8,730,000    5.29%
                           P. O. Box 30576
                           Tampa, FL 33630-3576
------------------------------------------------------------------------
                           Northern Trust           13,065,000    7.92%
                           Company (The)
                           801 S. Canal C-IN
                           Chicago, IL  60607
------------------------------------------------------------------------
                           State Street Bank        14,105,000    8.55%
                           and Trust Company
                           1776 Heritage Dr.
                           Global Corporate
                           Action Unit
                           JAB 5NW
                           No. Quincy, MA  02171
------------------------------------------------------------------------
Class A-5                  Bank of New York (The)   14,430,000   16.88%
                           925 Patterson Plank Rd.
                           Seacus, NJ  07094
------------------------------------------------------------------------
                           The Bank of New           7,299,000    8.54%
                           York/CDC-FP
                           One Wall Street
                           New York, NY  10286
------------------------------------------------------------------------

------------------------------------------------------------------------
                           Boston Safe Deposit       8,675,000   10.15%
                           and Trust Company
                           C/O Mellon Bank N.A.
                           Three Mellon Bank
                           Center
                           Room 153-3015
                           Pittsburgh, PA 15259
------------------------------------------------------------------------
                           Chase Manhattan Bank     27,660,000   32.35%
                           4 New York Plaza
                           13th Floor
                           New York, NY 10004
------------------------------------------------------------------------
                           HSBC Bank                13,401,000   15.67%
                           USA/Treasury
                           Investment
                           140 Broadway - Level A
                           New York, NY  10015
------------------------------------------------------------------------
Certificates               Chase Manhattan Bank     17,577,000   50.00%
                           4 New York Plaza
                           13th Floor
                           New York, NY  10004
------------------------------------------------------------------------
                           FUNB - Phila. Main       17,576,000   50.00%
                           123 South Broad
                           Street
                           Philadelphia, PA
                           19109
------------------------------------------------------------------------


Item 13.    Certain Relationships and Related Transactions

         None.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

            (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

      Exhibit Number          Description
      --------------          -----------
      23.1                    Consent of Independent Accountants.

      28.1                    Annual Management Report on
                              Internal Controls

      28.2                    Annual Servicer's Certificate
                              pursuant to Section 4.10 of the
                              Agreement.

      28.3                    Annual Independent Accountants'
                              Servicing Reports pursuant to
                              Section 4.11 of the Agreement.

      28.4                    Annual Issuer's Certificate of
                              Compliance with the Indenture.

            (b)   Reports on Form 8-K.

      The following reports were filed on Form 8-K in 1999:


Date              Items Reported          Financial Statements
--------          --------------          --------------------
2/4/1999                5, 7              Monthly report to certificateholders
                                          dated 1/15/1999

3/16/1999               5, 7              Monthly report to certificateholders
                                          dated 2/15/99

6/23/1999               5, 7              Monthly report to certificateholders
                                          dated 3/15/1999, 4/15/1999 and
                                          5/17/1999

6/30/1999               5, 7              Monthly report to certificateholders
                                          dated 6/15/1999

7/30/1999               5, 7              Monthly report to certificateholders
                                          dated 7/15/1999

8/27/1999               5, 7              Monthly report to certificateholders
                                          dated 8/16/1999

9/30/1999               5, 7              Monthly report to certificateholders
                                          dated 9/15/1999

10/29/1999              5, 7              Monthly report to certificateholders
                                          dated 10/15/1999

11/30/1999              5, 7              Monthly report to certificateholders
                                          dated 11/15/1999

12/23/1999              5, 7              Monthly report to certificateholders
                                          dated 12/15/1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                              Chase Manhattan Auto Owner Trust 1997-A



                              by: Chase Manhattan Bank USA,
                              National Association


                              By:  /s/ Patricia Garvey
                              -----------------------------------
                              Name:   Patricia Garvey
                              Title:  Vice President

                        INDEX TO EXHIBITS


Exhibit Number:         Description:
---------------         --------------------------------------------
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

28.4 Annual Issuer's Certificate of Compliance with the Indenture